Form 10-Q
period 2017-03-31
Global Cosmetics Inc.
filed 2017-05-23
CIK 1670961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to __________
Commission File Number: 333-211050

Global Cosmetics, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	30-0891225
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Pavilion 96, Kensington High Street Kensington, London, W8 4SG
(Address of principal executive offices)

+44 207 667-8883
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The number of shares outstanding of common stock as of May 22, 2017 was 4,444,444.

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Global Cosmetics, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs. You should not place undue reliance on these forward-looking statements.

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we anticipate.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

Global Cosmetics, Inc.

Consolidated Balance Sheets

	March 31,	September 30,
	2017	2016
ASSETS	(Unaudited)
Current Assets
Cash	—	6
Inventory	6,020	6,249
Total Current Assets	6,020	6,255

TOTAL ASSETS	$6,020	6,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	26,458	15,584
Advances from related party	136,127	86,097
Total Current Liabilities	162,585	101,681

Stockholders’ Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized; 4,444,444 and 4,444,444 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	4,444	4,444
Additional paid-in capital	16,000	16,000
Accumulated deficit	(188,399)	(124,468)
Other comprehensive income	11,390	8,598
Total Stockholders’ Deficit	(156,565)	(95,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,020	6,255

The accompanying notes are an integral part of these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Cost of Revenue	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses
General and administrative expenses	17,629	21,404	40,837	46,225
Professional Fees	5,189	9,648	23,094	15,554
Total Operating Expenses	22,818	31,052	63,931	61,779

Loss before Provision for Income Taxes	(22,818)	(31,052)	(63,931)	(61,779)

Provision for Income Taxes	—	—	—	—

Net Loss	$(22,818)	$(31,052)	$(63,931)	$(61,779)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustment	2,463	(1,198)	11,390	(1,175)
Total Comprehensive Loss	(20,355)	(32,250)	(52,541)	(62,954)

Net Loss per Share: Basic and Diluted	$(0.01)	$—	$(0.01)	$—

Weighted Average Number of Shares Outstanding: Basic and Diluted	4,444,444	4,444,444	4,444,444	4,323,022

The accompanying notes are an integral part of these consolidated financial statements.

Global Cosmetics, Inc.

Unaudited Consolidated Statement of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,931)	(61,779)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	10,874	8,878
Inventories	229
Net cash used in operating activities	(52,828)	(52,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director	50,030	36,694
Proceeds from sale of common stock	—	20,000
Net cash provided by financing activities	50,030	56,694

Effect of exchange rate changes on cash	2,792	(732)

Changes in cash during the period	(6)	3,061

Cash at beginning of period	6	—

Cash at end of period	$—	3,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$—	—
Cash paid for interest	$—	—

The accompanying notes are an integral part of these consolidated financial statements.

Global Cosmetics, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

Global Cosmetics, Inc. was incorporated on September 17, 2015 in the State of Nevada for the purpose of developing, marketing and distributing cosmetics and beauty products for purchase and consumption by retailers, wholesalers and end consumers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company was incorporated, for the purpose of developing, marketing and distributing cosmetics and beauty products for purchase and consumption by retailers, wholesalers and end consumers.

The consolidated financial statements include the financial statements of Global Cosmetics, Inc., and its wholly-owned subsidiary Global Cosmetics Ltd. All significant inter-company balances and transactions have been eliminated upon consolidation.

The Company has elected September 30 as its fiscal year end.

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue for sales in accordance with ASC 605-10 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed or determinable, and collectability is reasonably assured.

Revenue is recognized for sales transacted when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer revenue is recognized at the time the customer receives the product. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold in the Consolidated Statement of Operations. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities.

Classification of Expenses

Cost of goods sold and occupancy expenses include the following:

●	the cost of merchandise;
●	inventory shortage and valuation adjustments;
●	freight charges;
●	shipping and handling costs;
●	costs associated with our sourcing operations, including payroll and related benefits;
●	production costs;
●	insurance costs related to merchandise; and
●	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions

Inventory

The Company holds $6,020 in inventory. We do have a commitment to buy $437,552 of inventory over the next 3 years under the terms of our licensing agreement. The Company recognizes inventory at the lower of cost and net realizable value computed using first-in first-out method.

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, “Income Taxes”. Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at March 31, 2017.

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in other comprehensive income/(loss) and totaled $11,390 as at March 31, 2017.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

The Company neither owns nor leases any real or personal property.

NOTE 4 - GOING CONCERN

As set forth on the Company’s balance sheet, its assets total $6,020. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company’s books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year from equity funding via proceeds raised from the offering of our shares of common stock pursuant to the Form S-1 Registration Statement which became effective on March 10, 2017 (the “offering”). However, there can be no assurances that management’s plans to complete the offering will be successful, and there is no agreement, commitment or understanding by Mr. Ridding or any other person to provide any funding or additional loans to the Company. However, we have an understanding with Mr. Ridding that he will provide, assuming his personal circumstance allow him) additional loans up to $50,000 to allow us to operate for the coming year, among other finance activities, by obtaining additional loans from Mr. Ridding.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2017, the balance of the amounts due to the director was $136,128. The amounts loaned from the director were unsecured, non-interest bearing, and had no specific terms of repayment. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

On September 17, 2015, the Company’s founder, President and CEO, Benjamin Ridding, acquired 4,000,000 common shares, at a price of $0.005 per share for cash.

On November 20, 2015, the Company entered into an Agreement (the ‘Licensing Agreement”) with Colorcos Company Limited (“Colorcos”), Bel-Air Cosmetics Corp. (“Bel-Air Cosmetics”), and J J Holand Limited (“JJH”). The Licensing Agreement provides that (i) JJH has granted the Company the exclusive user and exclusive importation and distribution rights for the FOR YOU TOO/4U2 trademark and designs of JJH in the territories of North America, Europe and Australasia; (ii) the Company has granted to Colorcos the exclusive supply rights for the cosmetics and personal care products bearing the JJH Trademarks (and subject to the ability of Colorcos to fulfill the supply requirements); and (iii) JJH and Bel-Air shall develop new products and make such products available to the Company for evaluation. The License Agreement provides that the parties shall negotiate and agree upon pricing for the products.

The License Agreement also provides that after the commencement of the first renewal period of the License Agreement, the Company will be granted a 50% beneficial ownership of the 4U2 trademarks that are registered in the territory, with JJH owning the other 50%. The trademark registrations will remain in JJH’s ownership on the various registers and JJH will remain responsible for the management and continued existence of the various trademarks. In the event that the trademarks are sold, each party will be entitled to 50% of the net purchase proceeds from the sale.

The term of the License Agreement is five years, with automatic renewal for additional periods of five years, unless one party provides 6 months prior written notice to the other party of termination. The License Agreement may also be terminated due to the material breach by the other party, and may be terminated by Bel-Air, Colorcos and JJH in the event the Company does not purchased a minimum amount of products during the term as follows: US $50,000 during the first 12 months; US $150,000 during the second 12 months; and $250,000 during the third 12 months. The License Agreement also contains certain representations, warranties, indemnity obligations and rights of termination.

The foregoing is only a brief description of the material terms of the License Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the License Agreement which was filed as an exhibit to our Form S-1.

JJH is owned by Keith McCulloch, who is also a director (Chairman of the Board) of the Company. The Company issued 444,444 shares of Company common stock to Mr. McCulloch under the terms of the License Agreement. The License Agreement also provides that Mr. McCulloch has a right to receive additional shares at no additional cost to him to maintain his 10% ownership interest in the Company. JJH owns 100% of Bel-Air Cosmetics.

NOTE 6 – CAPITAL STOCK

The Company was incorporated on September 17, 2015 in Nevada with authorized capital of 150,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

On September 17, 2015, the Company issued 4,000,000 shares of common stock to our founder for cash proceeds of $20,000.

On November 20, 2015, the Company issued 444,444 shares of common stock under the terms of the Licensing Agreement.

There were 4,444,444 shares of common stock issued and outstanding at March 31, 2017. There were no shares of preferred stock issued and outstanding at March 31, 2017.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended March 31, 2017

We generated no revenue for the three and six months ended March 31, 2017. We do not anticipate earning revenues until we are able to commence selling our products.

Our operating expenses and net loss during the three and six months ended March 31, 2017 were $22,818 and $63,931 respectively, as compared with $31,052 and $61,779 for the same period ended 2016. The operating expenses for the three months ended March 31, 2017 consisted of professional fees $5,189 and general and administrative expenses $17,629. The operating expenses for the six months ended March 31, 2017 consisted of professional fees $23,094 and general and administrative expenses $40,837.

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $6,020; we had total current liabilities of $162,585; and we had a stockholders’ deficit of $156,565. Operating activities used $52,822 in cash for the six months ended March 31, 2017.

Our net loss of $63,931 for the six months ended March 31, 2017 primarily accounted for our negative operating cash flow.

As of March 31, 2017, and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $31,000 over the next twelve months to cover the costs of overhead and operations and purchase of inventory. We intend to raise the required capital pursuant to equity financings in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off-balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (who is the same individual). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, and subject to our ability to obtain additional funding, we plan to implement the following changes during our fiscal year ending March 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Cosmetics, Inc.

Date:	May 22, 2017

By: /s/ Benjamin Ridding
Benjamin Ridding Title: Chief Executive Officer and a Director

5