Form 10-K
period 2017-09-30
Global Cosmetics Inc.
filed 2018-01-16
CIK 1670961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-211050

GLOBAL COSMETICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0891225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pavilion 96, Kensington High Street
Kensington, London, W8 4SG

(Address of principal executive offices, including zip code)

+44 207 667-8883

Registrant’s telephone number, including area code

___________________________________

Address of Previous Executive Office

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

On March 31, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was undeterminable due to the lack on an active trading market of the Common Stock of the registrant.

As of January 16, 2018, the registrant had 6,868,518 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 16, 2018.

PART I

Forward Looking Statements.

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($USD) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “the Company” and “Global Cosmetics” mean Global Cosmetics, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

Company Overview

We were incorporated as Global Cosmetics, Inc. on September 17, 2015 in the State of Nevada for the purpose of marketing, supply and distribution of cosmetics products to customers.

We intend to specialize in developing, marketing and distributing cosmetics and beauty products for purchase and consumption by retailers, wholesalers and end consumers.

The Company has entered into a licensing agreement with Colorcos Company Limited (“Colorcos”), Bel-Air Cosmetics Corp. (“Bel-Air Cosmetics”), and J J Holand Limited (“JJH”). The licensing agreement provides that (i) JJH has granted the Company the exclusive user and exclusive importation and distribution rights for the FOR YOU TOO/4U2 trademark and designs of JJH in the territories of North America, Europe and Australasia; (ii) the Company has granted to Colorcos the exclusive supply rights for the cosmetics and personal care products bearing the JJH Trademarks (and subject to the ability of Colorcos to fulfill the supply requirements); and (iii) JJH and Bel-Air Cosmetics shall develop new products and make such products available to the Company for evaluation. The license agreement provides that the parties shall negotiate and agree upon pricing for the products.

JJH is owned by Keith McCulloch, who is a Company officer, director and shareholder, and Bel-Air Cosmetics is wholly-owned by JJH. Mr. McCulloch is the President and a director of Bel-Air Cosmetics. JJH is the owner of all intellectual property related to the 4U2 cosmetic product line. JJH has an exclusive development agreement with Bel-Air Cosmetics Corp for new product development, product formulations and product designs. Under this agreement, Bel-Air Cosmetics requires the following legend to be printed on all 4U2 products: “Manufactured under license from Bel-Air Cosmetics USA”. This legend will also be place on all products distributed by the Company which are licensed from Colorcos.

The Company is dependent upon JJH and Bel-Air Cosmetics to develop any new products to be distributed by the Company, and is dependent upon Colorcos to supply the cosmetic products to be distributed by the Company (subject to Colorcos’ ability to meet the Company’s supply requirements). The Company does not intend to distribute any cosmetic products other than the 4U2 branded products which are the subject to the license agreement. Under the terms of the license agreement, the Company is prohibited from distributing or handling any products that could be considered directly competitive with 4U2 products.

The product line licensed to the Company is an established brand which has produced approximately $2.5 million in revenues for Bel-Air Cosmetic’s retailers and distributors during the period January 1, 2016 to June 30, 3016, and is expected to produce at least another $2.5 million during the remaining period of 2016.

Products We Intend To Distribute

We intend to distribute and sell the 4U2 Cosmetics product line, which consists of facial cosmetics marketed at the teen-to-twenty-something segment of the market. This market uses cosmetics to either stand out and rebel or be subtle and discreet in the way they choose to wear make up products. The company tag line “speak for yourself’ is a statement of empowerment giving the women the choice to be whoever they want to be. The 4U2 Cosmetics product range reflects this and has a wide range of colors available to suit all skin types and tones.

The product line currently consists of 4U2 branded Lipaholic (creamy moisturizing lipstick), My Secret (matt long lasting lipstick), Eyeshadow & Blush (eye shadow, matt blusher, shimmer blush and sparkling blush), Glow, Shade and Highlight (for use in contouring), This and That (can be used as blusher, shadow and highlighting), DYF9 glossy eye liner, matt eye liner, mascara, STYX (eye liner pencil), DFY9 Eye Shadow Base, DFY9 eye brow powder, high definition eye brow liner, eyebrow mascara, Celebrity (foundation powder, BB cream, liquid foundation, make up base, BB powder and facial mild make up remover).

The Lipaholic range is 4U2’s leading product and is a colorful, young, fun, high energy product. The name Lipaholic gives the impression the product is a must have. My Secret lipstick is aimed for a more mature consumer. The DFY9 range of products are eye and eyebrow liners. This area of the market is conscious of using products that may lead to out breaks in skin conditions such as acne. The end use and purpose of our product range is to deliver beauty to the end consumer.

We intend to use Lipaholic as the main product to initially draw people to the website. By stocking a large range of products we intend to increase sales by having promotions and offering free postage on a minimum purchase amount. The products are all manufactured by Colorcos Co Ltd., exclusively in Bangkok, Thailand under Thai FDA, GMP and ISO accreditation, using only cosmetic grade products from Thai FDA accredited suppliers and using modern equipment from South Korea. The 4U2 product range is constantly changing to meet the needs of its core consumers. In 2016 4U2 will launch over 50 new product variants.

Market Analysis

Our Chairman and Director Keith McCulloch is the creator of the of 4U2 cosmetics product line. He has successfully marketed, developed and retailed the 4U2 brand in multiple countries, mainly in SE Asia.

We consider both cosmetics brands and manufacturers to be our competition. Our products are of a high quality but are competitively priced. We offer customers significant saving compared to large mainstream brands. Being smaller than our large competitors means we are able to react quickly to trends, fashions and other influences in product design and marketing. 4U2 Cosmetics are constantly developing their product line with new products being launched frequently. Our most popular lipstick retails for $5 USD where similar products are priced anywhere from $10 to $35.

4U2 Cosmetics incorporate the dynamic, celebrity, West Coast, Southern California, USA lifestyle with the use of bold colors, fun marketing materials, quality products and competitive pricing. Whether users want to play it safe or stand out the 4U2 Cosmetics range enables the end user to be whoever they want to be and to speak for themselves.

The cosmetics market can be split into 4 segments. Our products are aimed at the segment of the market where perceptions of beauty are still being formed. Ideas of beauty are changing and an individual’s own identity is being discovered by experimenting with different beauty products and ideas. Ideas are influenced by messages from peers, media, celebrities and music icons.

We currently outsource the production of our cosmetics to our manufacturer, Colorcos Co. Ltd., which is GMP and ISO certified, located in Thailand. We have a written agreement with Colorcos Co. Ltd to manufacture our products as described in section 2 of the License Agreement. Our arrangement with our manufacturer to acquire inventory is as follows:

1.	Colorcos have an exclusive supply rights for our current products, subject to the ability of Colorcos to fulfill the supply requirements of the Company.

2.	Colorcos must provide the Company with written and approved purchase orders at the agreed prices at regular intervals to ensure that inventories of products in its warehouse and at stores are adequate (minimum of three months of anticipated sales) to meet anticipated demand and to avoid any out-of-stock situations.

3.	Products shall be shipped as agreed with the Company.

4.	Title to the Products shall pass to the Company ex-Colorcos factory.

5.	To manufacture and ship Company orders for Products expeditiously and to agreed specifications and quality standards.

6.	To maintain order fulfillment information and export documentation as reasonably required with the Company at all times.

7.	To extend to the Company concessionary free goods or other pricing and promotional arrangements for at least the first year of this Agreement and to maintain prices and initial concessionary arrangements for one year, subject to the exchange rate fluctuations.

8.	To maintain strict cost control to ensure that Products are priced competitively and to provide Products at a cost which is no higher than the cost provided to any other Colorcos customer.

9.	To send all new line Products to the Company for evaluation and testing free of charge.

It is our present intention to develop our relationship with Colorcos Co. Ltd., and use them for manufacturing, packaging and shipping our products to customers.

Marketing

We recognize the critical importance of marketing. We will require a properly designed and executed marketing plan to ensure market penetration and business success.

Our marketing plan is intended to include the use of beauty bloggers in reviewing and promotion of products. The Company entered into a service agreement with a third party contractor to create content and copy for the website and to assist the Company with social media, bloggers and press releases. This is where we believe our customers will go to find advice, reviews and recommendations on which products to purchase. Through our own social media avenues on platforms such as Facebook, Instagram, YouTube and Twitter, we expect to be able to communicate with influencers and increase our website traffic and online sales. In Thailand, 4U2 has over 100,000 likes on Facebook and this universe is growing. The Company entered into an agreement with a third party contractor to develop and launch our website. We plan to make our website accessible in English, Spanish and other European languages as our distribution network expands.

We would like to create sponsored advertisements to reach our potential customers across all social media avenues. This should allow us to target specific geographical areas and measure our return on investment through sales and post clicks.

As our Company grows, we plan to attend trade shows in Europe, USA and Australia to help us reach potential distributors, recruit brand influencers, ambassadors, increase sales and generate brand awareness.

There are also a number of publications that we would like to advertise in, such publications are common place in the UK, Europe and the United States and would therefore be a more strategic and cost effective marketing approach.

As our company grows, we plan to obtain a retail space in which customers can see and purchase our products. We believe this will give us another point of sale and increased credibility as a distributor and retailer. We aim to launch an eco-friendly marketing campaign that will allow us to tell our story and showcase the products in our ranges. To successfully penetrate the US market management feels a brand ambassador such as a musician, established beauty blogger or an easily recognizable person that would affiliate his or her self with the brand would give credibility and increase sales in the US.

Sales Strategy

We aim to develop sales initially through our e-commerce website, retailers and wholesalers of cosmetic products. The strategy is anticipated to begin with generating demand in the United Kingdom before branching out to Europe and the United States. As the reach of our sales grows, more funding will be directed to marketing and sales strategy.

Under the direction of the executive management, we may target larger events, organizations or businesses to highlight the beneficial features our products could bring to these companies.

There are also a number of business-to-business websites that we would like to advertise our products. Interest in these areas may give rise to orders and sales as the people interested tend to relate to medium to large sized businesses.

Our Website

Our plan is to position Global Cosmetics, Inc. as a leading global developer, marketer, distributor and retailer of cosmetic and beauty products for purchase and consumption by retailers, wholesalers and end consumers. Currently, we have limited access to a world market due to the lack of funding that such a drive would require. We have designed and researched a strategy for this but have limited funds to introduce it. With the growth that we are planning we hope to focus more on this.

The Company entered into an agreement with a third-party contractor to develop and launch our website. We plan to make our website accessible in English, Spanish and other European languages as our distribution network expands. We are confident that development of our site will result in increased sales and profits. Our vision is to create our own Company website that will become an integral part of our marketing, inventory control, sales and daily operations.

Competition

The cosmetic and beauty industry is an extremely large, fragmented and highly competitive global market. The largest competitors include international, national and regional manufacturers with their own retail outlets, specialty retailers, mass merchants and internet-based retailers. Due to the breadth of our merchandise, it is difficult to identify companies that compete with us in every product category. We generally compete with individual, often owner-operated cosmetic specialists in each of the markets that we operate as well as broadly merchandised department stores and certain specialty stores. In particular we have identified NYX cosmetics (www.nyxcosmetics.com) and Wet n Wild (www.wetnwildbeauty.com) to be the main competitors for the 4U2 brand. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

We believe that our competitive advantage is currently in two parts: first, our cost effectiveness (price of one lipstick $5) is priced very competitively against our competitors ($10 approximately for a lipstick of comparable quality) with an industry average gross profit margin on each unit; and second, our ability to change our product range quickly to keep on trend in the market place with current fashions. A further competitive advantage that we hope to develop is our brand name and e-commerce website.

Regulation and Legislation

The Company is not required to obtain government approval from any of the governments in which it intends to distribute the products. All products will be manufactured to ISO (International Standard Organization) standards which are intended to conforms to all requirements for distribution of cosmetics in North America, Australia, New Zealand and Europe. In the United States, cosmetic products and ingredients are not subject to premarket approval by the Food and Drug Administration, with the exception of color additives. However, products must be safe for consumers under labeled or customary conditions of use, and they must be properly labeled. Color additives must be approved for the intended use and in certain cases must be from batches certified by the FDA. The manufacturer of our products will be responsible for ensuring that their products are in compliance with United States law.

We are subject to the general rules and regulations governing the operation of a business such as labor and employment laws, laws governing advertising and promotions, privacy laws, product and other safety regulations, consumer protection regulations, environmental requirements and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of retail facilities. We believe that we are in compliance with applicable laws in all material respects.

Employees

We presently employ Benjamin Ridding, as our President, CEO, Secretary, Treasurer and Director, and Keith McCulloch, as our Chairman, Director. Mr. Ridding presently dedicates approximately 40 hours per week on our business while Mr. McCulloch also dedicates approximately 15 hours per week on our business.

Related party disclosure

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

The term of the License Agreement is five years, with automatic renewal for additional periods of five years, unless one party provides 6 months prior written notice to the other party of termination. The License Agreement may also be terminated due to the material breach by the other party, and may be terminated by Bel-Air, Colorcos and JJH in the event the Company does not purchase a minimum amount of products during the term as follows: US $50,000 during the first 12 months; US $150,000 during the second 12 months; and $250,000 during the third 12 months. The License Agreement also contains certain representations, warranties, indemnity obligations and rights of termination.

The foregoing is only a brief description of the material terms of the License Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the License Agreement which is filed as an exhibit to this Form S-1.

JJH is owned by Keith McCulloch, who is also an officer, director (Chairman) and shareholder of the Company. The Company issued 444,444 shares of Company common stock to Mr. McCulloch under the terms of the License Agreement. The License Agreement also provides that Mr. McCulloch has a right to receive 1.11111 shares of common stock for each 10 shares of common stock sold at no additional cost to him to maintain his 10% ownership interest in the Company. JJH owns 100% of Bel-Air Cosmetics. On December 4, 2017 the company issued Keith McCulloch with 242,407 shares to maintain his 10% ownership as a result of shares issued in respect of our public offering.

Offices

The Company’s main office is located at Pavilion 96, Kensington High Street Kensington, London, W8 4SG. The Company’s main phone number is 44 207 667-8883.

ITEM 1A. RISK FACTORS

In addition to the other information in this annual report, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative in nature and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his or her investment.

Risks Associated with Our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned no revenues since our inception, which makes it difficult to evaluate whether we will operate profitably. Total operating expenses were $110,333 and $112,788 for the years ended September 30, 2017 and September 30, 2016, respectively. We have incurred a net loss of $110,333 and $112,788 for the years ended September 30, 2017 and September 30, 2016, respectively. We have not attained sustained profitable operations since inception and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of September 30, 2017, we had cash of $54. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report dated _____________, 2018 as of and for the year ended September 30, 2017 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated any revenues. The success of our business operations will depend upon our ability to obtain clients and provides quality services to those clients. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

Because we have a limited operating history, it is difficult to evaluate your investment in our stock.

Evaluation of our business will be difficult because we have a limited operating history. To date, revenues are not substantial enough to maintain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

Risks Associated with Our Business Model

Our business may not prove to be a viable business model.

Our business model for distributing cosmetic products to wholesalers, retailers and over the Internet is unproven, and we have only recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers. Our products may fail to attract significant numbers of consumers. If we are unable to successfully monetize our licensing agreement, we may not be able to generate sufficient revenues.

Because we may be unable to complete our development of our brands, manufacturing and commercialization of our products, we could face significantly harm to our business plans, prospects, results of operations and financial condition.

Commercializing our products depends on a number of factors, including but not limited to:

●	completion, refinement and management of our supply chain;
●	completion, refinement, and management of our distribution channels;
●	demonstration of efficiencies that will make our products attractively priced;
●	development of an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals; and
●	our dependency on third parties from whom we have licensed our products.

We cannot assure investors that the strategies we intend to employ will enable us to support the development of our brands, manufacturing and distribution of desirable cosmetic products. If we are unable to implement the necessary steps of our business plan, our prospects, results of operations and financial condition will suffer.

Additionally, we have entered into a licensing agreement with third parties under which the third parties are granting us permission to develop, market and distribute their products. We are therefore dependent on these third parties to perform under the terms of the license agreement and remain in business. If the licensing agreement is terminated, or these third parties do not perform as required or are no longer in business, our prospects, results of operations and financial condition could be materially adversely impacted.

Because we rely on third party manufacturers to make our products, we may be unable to effectively have our products manufactured and distribute our products, which would adversely affect our reputation and materially reduce our revenues.

We do not own or operate any manufacturing facilities. We intend to primarily use a related party manufacturer to manufacture our products, Colorcos Co. Ltd., who has been the exclusive manufacturer of 4U2 products since 2002. If we lose the services of our manufacturer, we may be unable to secure the services of replacement manufacturers. The occurrence of any such conditions will have a materially negative effect upon our reputation and our ability to distribute our products, which will cause a material reduction in our revenues.

We will rely in part upon distribution partners and wholesalers and retailers to distribute and sell our products, and we may be adversely affected if those parties do not actively promote our products or pursue customers who would have a potential demand for our products.

We estimate that a significant portion of our revenue will come from sales to end consumers, retailers, distributors and resellers. These relationships have not been formalized in agreements, and may be subject to termination at any time. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute and sell our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

Competitors could copy our business model and erode our brand recognition.

We employ a business model that could allow competitors to duplicate our products and services. We cannot assure you that our competitors will not attempt to copy our business model and that this will not erode our brand recognition and impair our ability to generate significant revenues.

Our operating results depend on our ability to compete with our existing competitors and with new competitors that may enter the cosmetic manufacturing and distribution market.

Our principal competitors consist of cosmetics manufacturers and distributors. These businesses compete with us in one or more service categories. Most of these potential competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our results of operations and financial position.

Our operating results depend on the popularity of our brands and product development.

We anticipate that substantially all of our revenues will be generated from the sale of products. The demand for cosmetic products is directly related to the popularity of the products uniqueness, usability, quality and popularity. If the popularity of our products decreases, sales of our products may be adversely affected. We cannot assure that the overall dollar volume of the cosmetic market will grow, or that it will not decline, in the future.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease, and our business may fail.

We believe our success depends in substantial part on our ability to offer our products that reflect current needs, are priced to meet consumer expectations, and anticipate, gauge and react to changing consumer demands in a timely manner. Our business is vulnerable to changes in consumer preferences. We will attempt to reduce the risks of changing demands and product acceptance in part by devoting a portion of our available products and designs to standard products that are not significantly modified from year to year. Nevertheless, if we misjudge consumer needs for our products, our ability to generate sales could be impaired resulting in the failure of our business. There are no assurances that our future products will be successful, and in that regard, any unsuccessful products could also adversely affect our business.

If the market for cosmetic products does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to achieve revenues.

We hope to achieve continued revenues from sales of our products. We cannot accurately predict, however, future growth rates or the size of the market for our products in the United States and Europe and other markets we engage in. Demand for our products may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our products in the market depends on a number of factors, such as:

●	the cost, performance and appearance of our products and products offered by our competitors;
●	public perceptions regarding our products and the effectiveness and value of our products;
●	customer satisfaction with our products; and
●	marketing efforts and publicity regarding the needs for our product and the public demand for our product.

Even if our product gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If our products do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

In the event that we are unable to successfully compete in the cosmetics industry, we may not be able to achieve profitable operations.

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

●	Lower than projected revenues;
●	Price reductions and lower profit margins;
●	The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Since 2002, consumer complaints for 4U2 have been negligible. All 4U2 products are registered by the Thai FDA under the ASEAN Cosmetics Directive which mirrors the EU Directive and is more stringent than US FDA regulation. However, defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs and divert the attention of our personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed. .

If we do not effectively implement measures to sell our products, we may not achieve sustained revenues and you will lose your entire investment.

We intend to distribute cosmetics and have not made any sales to date. We have no experience in providing direct sales and service. Moreover, our sales and marketing efforts may not achieve intended results and therefore may not generate the revenue we hope to achieve. There can be no assurance that our focus or our plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we, or our industry, might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the products we plan to sell and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

We may be unable to establish and maintain all required disclosure controls and procedures and internal controls over financial reporting and meet the public reporting and the financial requirements for our business.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, investor confidence and share value may be negatively impacted.

We will incur increased costs and our management will face increased demands as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We estimate that we will incur no less than $40,000 in these expenses on an annual basis to exist as a public company. Those expenses will be higher if our business volume and activity increases. Those obligations could diminish our ability to fund our operations and may prevent us from meeting our normal business obligations.

In addition, our administrative staff will be required to perform additional tasks. For example, in anticipation of becoming a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Because we have two persons as our officers and directors that occupy all corporate positions, our internal controls may be inadequate and we may face negative consequences related to having them set their own salaries and making all of the decisions affecting our company.

Because we have only two officers and directors, Benjamin Ridding and Keith McCulloch may not adequately be able to administer our internal controls over disclosure or financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Since we have only one officer and director, the controls can easily circumvented by our officers and directors which could result in adverse consequences to us.

In addition, he will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including setting his own salary and perquisites, using corporate assets and funds to the designs he feels best, and also the power to prevent or cause a change in control. As a result, our chief executive officer could establish a high salary in the future which will drain our capital and prevent us from operating. You will not be able to control the decisions he makes and you may find them in conflict with your personal designs for this business.

Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to our affairs as well as other matters. Benjamin Ridding and Keith McCulloch our current officers and directors, are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Mr. McCulloch through his company JJH, owns the 4U2 cosmetics brand and this owns minority stakes in 3 of the brands exclusive distributors. Mr. Ridding and Mr. McCulloch are not obligated to devote any specific number of hours to our affairs, but it is estimated that Mr. Ridding will devote approximately 30 - 40 hours per week and Mr McCulloch approximately 15 hours per week on our business. As such, there may be a conflict of interest in the determination as to how much time they devote to their own interests as opposed to our business. Investors should be aware of this in deciding whether to purchase our capital stock.

Because JJH also distributes 4U2 products in other territories may face a conflict of interest with regards to the fulfillment of products by our third party manufacturer.

As stated above, Mr. McCulloch, our officer and director also owns JJH with whom we have an exclusive distribution license agreement. JJH distributes 4U2 products outside of the territories in which the Company intends to distribute 4U2 products. All of the 4U2 products are manufactured by Colorcos. Because Colorcos manufactures all of the 4U2 products distributed by JJH and to be distributed by the Company, we could face a conflict of interest and Colorcos may supply JJH before it supplies the Company 4U2 products which could result in a loss of sales and revenues by the Company.

Risks Related To Legal Uncertainty

Our directors are residents of the United Kingdom and Thailand and investors may have difficulty enforcing any judgments against them within the United States.

Our directors, Mr. Benjamin Ridding and Mr. Keith McCulloch, are residents of the United Kingdom and Thailand respectively, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

The inability of JJH to protect our brand name and proprietary rights in the United States and foreign countries could materially adversely affect our business prospects and competitive position.

Our success depends on the ability of JJH to obtain and maintain branding and other proprietary-right protection in the United Stated and other countries. If JJH is unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights.

If we are the subject of future product defect or liability suits, our business will likely fail.

All 4U2 products are registered in Thailand and will be notified to the US FDA. In the course of our planned operations, we may become subject to legal actions based on a claim that our products are defective in workmanship or have caused personal or other injuries. We currently do not maintain liability insurance and we may not be able to obtain such coverage in the future or such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

As an Emerging Growth Company under the Jobs Act, we are permitted to rely on exemptions from certain disclosures requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule

12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As a “shell company” there will be a longer holder period and additional restrictions on an investor’s ability to sell his or her shares under Rule 144 of the Securities Act of 1933, as amended, and certain investors may not want to invest in the Company.

As a start-up company with limited operations we are a “shell company” as defined in Rule 12b-2 of the Exchange Act of 1934 (an issuer that has (A) no or nominal operations and (B) either (1) no or nominal assets; (2) assets consisting solely of cash and cash equivalents; or (3) assets consisting of any amount of cash and cash equivalents and nominal other assets). Companies which are a “shell company” are permitted to file a Form 8-K and provide the required disclosure under Item 5.06 at such time as their “shell company” status has ended. Shareholders who are issued unregistered shares of a company which is a “shell company” have longer holding periods and additional restrictions on being able to sell their shares under Rule 144 of the Securities Act of 1933, as amended; provided, however, Company shareholders who purchase any of the 8,000,000 registered shares in the offering described in our registration statement which became effective on March 10, 2017 will not be subject to the holding periods under Rule 144 of the Securities Act of 1933, as amended. Also, a company which is a “shell company” is prohibited from making certain filings with the Securities and Exchange Commission, such as a Form S-8. Additionally, certain financing sources that would otherwise invest in the Company may not invest in the Company due to the Company being a “shell company”, or may deem the shares of such a company to be worth less than a company which is not a “shell company”. This could limit the Company’s ability to attract investors in the offering or in future offerings.

Risks Related To Our Common Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market for our common stock will develop, or if developed, will be sustained. We anticipate that our common stock will be eligible for quotation on the OTC OTCQB. If for any reason, however, our securities are not eligible for initial or continued quotation on the OTC OTCQB or a public trading market does not develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	innovations or new products and services by us or our competitors;
●	government regulation of our products and services;
●	the establishment of partnerships with other companies;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	sales of our common stock
●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	operating results below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

You should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock, investors may not be able to sell their stock should they desire to do so.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Because state securities laws may limit secondary trading, investors may be restricted as to the states in which they can sell the shares offered by this annual report.

If you purchase shares of our common stock, you may not be able to resell the shares in any state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because we will be subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

If our shares are quoted on the OTC OTCQB, we will be required to remain current in our filings with the SEC and meet other obligations, the failure of which could risk us to removal from the quotation service.

There is no guarantee that our common stock will ever be quoted on the OTC OTCQB. However, in the event that our shares are quoted on the OTC OTCQB, we will be required to remain current in our filings with the SEC and, for eligibility on the OTCQB, we must maintain a stock price above $0.01 per share and pay annual dues. In the event that we become delinquent in these requirements, we may be relegated to an inferior quotation service or quotation of our common stock could be terminated. If our shares are not eligible for quotation on the OTC OTCQB, investors in our common stock may find it difficult to sell their shares.

Because Keith McCulloch has anti-dilution rights, common stockholders will experience dilution of their ownership interest in the Company from the issuance of additional shares to him, and any future investors will also experience such dilution.

Keith McCulloch, who is a director and shareholder of the Company, has a right to receive additional shares at no additional cost to him to maintain his 10% ownership interest in the Company. If the Company issues additional shares of Company stock in the future, the Company will be obligated to issue Mr. McCulloch additional shares to allow him to maintain his 10% ownership interest in the Company, and these shares will be issued to Mr. McCulloch for no additional consideration to be paid by Mr. McCulloch. The issuance of these additional shares would result in further dilution to Company shareholders. Additionally, this obligation by the Company to issue Mr. McCulloch additional shares for no additional consideration may be viewed negatively by future potential investors and result in the inability of the Company to sell additional shares, or cause the Company to sell those shares at a discounted value.

If we undertake future offerings of our common stock, common stockholders will experience dilution of their ownership percentage.

Generally, existing shareholders will experience dilution of their ownership percentage in the company if and when additional shares of common stock are offered and sold. In the future, we may be required to seek additional equity funding in the form of private or public offerings of our common stock. In the event that we undertake offerings of common stock, your ownership percentage, voting power as a common shareholder, and earnings per share, if any, will be proportionately diluted. This may, in turn, result in a substantial decrease in the per-share value of your common stock.

The failure to comply with governmental regulations could delay or limit the introduction of our proposed products and result in failure to achieve revenues or maintain ongoing business.

The distribution and marketing of our intended products are subject to regulation for safety by government authorities in the U.S. and abroad.

Any failure to comply with any applicable regulations could delay or the sale of our products which could have a material adverse effect on our Company.

We depend and will depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We intend to outsource substantial portions of our operations to third-party service providers. Any contractor that we retain will be subject to FDA and foreign regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of our product candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we have relied on third parties and intend to rely on third parties in the future, our internal capacity to perform these functions is limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. Although we have not experienced any significant difficulties with our third-party contractors, it is possible that we could experience difficulties in the future. In addition, the use of third-party service providers will require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected, and we may be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

We are exposed to product and clinical liability risks that could create a substantial financial burden should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of cosmetic products. In addition, the use, in our clinical trials, of pharmaceutical products that we or our current or potential collaborators may develop and then subsequently sell may cause us to bear a portion of or all product liability risks. While we intend to carry an insurance policy covering liability incurred in connection with such claims should they arise, there can be no assurance that we will be able to obtain insurance or that our insurance will be adequate to cover all situations. Moreover, there can be no assurance that such insurance if obtained, or additional insurance, if required, will be available in the future or, if available, will be available on commercially reasonable terms. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, prospects, financial condition and results of operations.

Due to our limited marketing, sales and distribution experience, we may be unsuccessful in our efforts to sell our proposed products, enter into relationships with third parties or develop a direct sales organization.

We have not established marketing, sales or distribution capabilities for our proposed products. Until such time as our proposed products are further along in the development process, we will not devote any meaningful time and resources to this effort. At the appropriate time, we will determine whether we will develop our own sales and marketing capabilities or enter into agreements with third parties to sell our products. We have limited experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we may incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build a sales force on a cost-effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

If we choose to enter into agreements with third parties to sell our proposed products, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

We may be unable to engage qualified distributors. Even if engaged, these distributors may:

●	fail to adequately market our products;

●	fail to satisfy financial or contractual obligations to us;

●	offer, design, manufacture or promote competing products; or

●	cease operations with little or no notice.

If we fail to develop sales, marketing and distribution channels, we would experience delays in product sales and incur increased costs, which would have a material adverse effect on our business, prospects, financial condition, and results of operation.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

We will rely on trademark protection and other contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us. We cannot guarantee you that we will be successful in defending challenges made in connection with our trademarks and any future trademark applications. In addition to our trademarks and any future trademark applications, we will rely on contractual restrictions to protect our proprietary technology. We will require our employees and third parties to sign confidentiality agreements and employees to also sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We have had operating losses since inception, and we currently are not profitable; and we may never achieve profitability.

For the fiscal year ended September 30, 2017, we had an accumulated deficit of $234,800. For the year ended September 30, 2017, we had a net loss of $110,333. We have had and we expect to continue to have losses in the near term and have relied and will rely on capital funding to support our operations in the near future. To date, such capital funding has been limited in amount. Because we are at the development stage of our products, we do not expect that they will generate revenues sufficient to cover the costs of our operations in the nearer and medium term. We cannot predict whether or not we will ever become profitable or be able to continue to find capital to support our development and business plan.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Capital Market Risks

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are currently authorized to issue 150,000,000 shares of our common stock. We may be required to increase our authorized shares in order to receive the entire purchase price should the purchase price of our common stock decrease.

In addition, we anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

We may be unable to list our common stock on NASDAQ or on any securities exchange.

Although we may apply to list our common stock on NASDAQ or the NYSE MKT in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. If our common stock begins trading, until such time as we would qualify for listing on NASDAQ, the NYSE MKT or another trading venue, our common stock would trade on OTC Markets or OTC Bulletin Board or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, if our common stock begins trading, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.

There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Corporate and Other Risks

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

We are dependent for our success on a few key individuals.

Our success depends on the skills, experience and performance of key members of our management team. Each of those individuals may voluntarily terminate his relationship with the Company at any time. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We do not own any real property. We maintain our corporate office at Pavilion 96, Kensington High Street, Kensington, London, W8 4SG.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

There is presently no public market for our common stock. We anticipate making an application for trading of our common stock on the over the counter bulletin board in the future. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of our Common Stock

As of September 30, 2017, there were 3 registered stockholders holding 4,484,444 shares of our issued and outstanding common stock.

Rule 144 Shares

None of our common stock is currently available for resale to the public under Rule 144. In general, Rule 144 as currently in effect permits our common stock that has been acquired by a person who is an affiliate of ours, or has been an affiliate of ours within the past three months, to be sold into the market in an amount that does not exceed, during any three-month period, the greater of:

(1)	one percent of the total number of shares of our common stock outstanding; or

(2)	the average weekly reported trading volume of our common stock for the four calendar weeks prior to the sale.

Such sales are also subject to specific manner of sale provisions, a six-month holding period requirement, notice requirements and the availability of current public information about us.

Rule 144 also provides that a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has for at least six months beneficially owned shares of our common stock that are restricted securities, will be entitled to freely sell such shares of our common stock subject only to the availability of current public information regarding us. A person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned for at least one year shares of our common stock that are restricted securities, will be entitled to freely sell such shares of our common stock under Rule 144 without regard to the current public information requirements of Rule 144.

 Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

(1)	we would not be able to pay our debts as they become due in the usual course of business, or;

(2)	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This annual report contains forward-looking statements. All statements other than statements of historical facts contained in this annual report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to obtain additional financing;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	the success and timing of our preclinical studies and clinical trials;
●	our ability to obtain and maintain regulatory approval of the product candidates we may develop, and the labeling under any approval we may obtain;
●	regulatory developments in the United States and other countries;
●	the performance of third-party manufacturers;
●	our plans to develop and commercialize our product candidates;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the successful development of our sales and marketing capabilities;
●	the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of any future products;
●	the success of competing drugs that are or become available; and
●	the loss of key scientific or management personnel.

The forward-looking statements in this annual report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

Results of Operations for the year ended September 30, 2017.

Revenues

We had no revenues for the year ended September 30, 2017.

We expect revenues to increase during the year ended September 30, 2018 as a result of increased sales resulting from improved marketing and brand awareness. If we are able to raise money, we hope to generate revenues to form our e-commerce site.

Cost of Goods Sold

We had no cost of goods sold for the year ended September 30, 2017.

Gross Profit

Gross profit for the year ended September 30, 2017 was $Nil.

Operating Expenses

Operating expenses were $110,333 for the year ended September 30, 2017. Our operating expenses for the year ended September 30, 2017 consisted of general and administrative expenses of $74,190 and professional fees of $36,143.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the year ended September 30, 2017 was $110,333.

Results of Operations for the year ended September 30, 2016.

Revenues

We had no revenues for the year ended September 30, 2016.

We expect revenues to increase during the year ended September 30, 2016 as a result of increased sales resulting from improved marketing and brand awareness. If we are able to raise money, we hope to generate revenues to form our e-commerce site.

Cost of Goods Sold

We had no cost of goods sold for the year ended September 30, 2016.

Gross Profit

Gross profit for the year ended September 30, 2016 was $Nil.

Operating Expenses

Operating expenses were $112,788 for the year ended September 30, 2016. Our operating expenses for the year ended September 30, 2016 consisted of general and administrative expenses of $83,677 and professional fees of $29,111.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the year ended September 30, 2016 was $112,788.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $54, consisting of inventories. We had current liabilities of $221,056 as of September 30, 2017. Accordingly, we had a working capital deficit of $221,002 as of September 30, 2017.

Operating activities used $66,322 in cash for the year ended September 30, 2017. Financing Activities for the year ended September 30, 2017 generated $76,358 in cash from director advances and proceeds from the sale of our common stock.

We expect to spend approximately $220,000 toward the initial implementation of our business plan over the course of our next full fiscal year. As at September 30, 2017, we had $54 in cash. On March 10, 2017, our registration statement to sell up to $240,000 of our common stock became effective. The success of our business plan therefore depends on raising funds through the our current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until June 30, 2018. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. As of January 16, 2018, we have sold a total amount of $65,450 in the offering. Our ability to operate beyond January, 2018, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

GOING CONCERN CONSIDERATION

Our assets at September 30, 2017 total $6,510. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this annual report are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year from the proceeds raised from the offering set forth in this annual report. However, there can be no assurances that this offering will be successful or that management’s plans will be successful.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

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

Inventory

The Company currently holds $0 in inventory. We do have a commitment to buy $437,552 of inventory over the next 3 years under the terms of our licensing agreement. The Company recognizes inventory at the lower of cost and net realizable value computed using first-in first-out method.

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

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at September 30, 2017.

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in other comprehensive income/(loss) and totaled $1,158 as at September 30, 2017.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Board of Directors and Stockholders of

Global Cosmetics, Inc.

We have audited the accompanying balance sheets of Global Cosmetics, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related statement of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations, changes in stockholders’ deficit and its cash flows for the year ended September 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

January 16, 2018

Global Cosmetics, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
ASSETS	2017	2016
Current Assets
Cash	54	6
Inventory	—	6,249
Allowance for Obsolete Inventory	6,456	—
Total Current Assets	6,510	6,255

TOTAL ASSETS	$6,510	6,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	59,801	15,584
Advances from related party	161,255	86,097
Total Current Liabilities	221,056	101,681

Stockholders’ Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized; 4,484,444 and 4,444,444 shares issued and outstanding as of September 30, 2017 and 2016, respectively	4,484	4,444
Additional paid-in capital	17,160	16,000
Accumulated deficit	(234,800)	(124,468)
Other comprehensive income	(1,389)	8,598
Stock Subscription Receivable	—	—
Total Stockholders’ Deficit	(214,546)	(95,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,510	6,255

See accompanying notes to these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statements of Comprehensive Loss

	Year	Year
	Ended	Ended
	Sep-30	Sep-30
	2017	2016

Revenues	$—	$—

Cost of Revenue	—	—

Gross Profit	—	—

Operating Expenses
General and administrative expenses	74,190	83,677
Professional Fees	36,143	29,111
Total Operating Expenses	110,333	112,788

Loss before Provision for Income Taxes	(110,333)	(112,788)

Provision for Income Taxes	—	—

Net Loss	$(110,333)	$(112,788)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustment	(1,389)	8,457
Total Comprehensive Loss	(111,722)	(104,331)

Net Loss per Share: Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	4,447,404	4,383,733

See accompanying notes to these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statement of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,333)	(112,788)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	44,217	15,584
Inventories	6,249	(6,255)
Allowance for Obsolete Inventory	(6,456)	—
Net cash used in operating activities	(66,322)	(103,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayment to) related party	75,158	74,558
Proceeds from sale of common stock	1,200	20,000
Net cash provided by financing activities	76,358	94,558

Effect of exchange rate changes on cash	(9,988)	8,907

Changes in cash during the period	48	6

Cash at beginning of period	6	—

Cash at end of period	$54	6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$—	—
Cash paid for interest	$—	—

See accompanying notes to these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Accumulated Other
	Shares	Amount	Capital	Received	Deficit	Comprehensive Income	Total
Balance, September 17, 2015	—	$—	$—	$—	$—		$—

Common stock issued for cash	4,000,000	$4,000	$16,000	$(20,000)	$—	$—	$—
				—
Net loss	—	—	—	—	(11,680)		(11,680)
Other comprehensive income/(loss)	—	—	—	—	—	141	141
Balance, September 30, 2015	4,000,000	4,000	16,000	(20,000)	(11,680)	141	(11,539)

Common stock issued for Licenses	444,444	$444	$—	$—		$—	$444
				—
Common stock issued for cash				20,000

Net loss	—	—	—	—	(112,788)		(112,788)
Other comprehensive income/(loss)	—	—	—	—		8,457	8,457
Balance, September 30, 2016	4,444,444	4,444	16,000	—	(124,468)	8,598	(95,426)

Net loss	—	—	—	—	(110,333)		(110,333)
Common stock issued for cash	40,000	40	1,160	—			1,200
Other comprehensive income/(loss)	—	—	—	—		(9,987)	(9,987)
Balance, September 30, 2017	4,484,444	4,484	17,160	—	(234,801)	(1,389)	(214,546)

The accompanying notes are an integral part of these consolidated financial statements

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

Inventory

The Company currently holds $0 of inventory. Inventories are stated at lower of cost or market value. Cost is determined on a weighted average method. We do have a commitment to buy $437,552 of inventory over the next 3 years under the terms of our licensing agreement.

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

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at September 30, 2017.

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in other comprehensive income/(loss) and totaled $1,389 for the year to September 30, 2017.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

The Company neither owns nor leases any real or personal property.

NOTE 4 - GOING CONCERN

As set forth on the Company’s balance sheet, its assets total $54. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company’s books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year from equity funding via proceeds raised from our public offering which went effective on March 10, 2017. However, there can be no assurances that management’s plans to complete this offing will be successful, and there is no agreement, commitment or understanding by Mr. Ridding or any other person to provide any funding or additional loans to the Company. However, we have an understanding with Mr. Ridding that he will provide, assuming his personal circumstance allow him) additional loans up to $50,000 to allow us to operate for the coming year, among other finance activities, by obtaining additional loans from Mr. Ridding.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2017, the balance of the amounts due to the director was $161,255. The amounts loaned from the director were unsecured, non-interest bearing, and had no specific terms of repayment. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

The foregoing is only a brief description of the material terms of the License Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the License Agreement which is filed as an exhibit to this Form S-1.

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

On September 4, 2017, the Company issued 40,000 shares of common stock under its registration statement that went effective on March 10, 2017.

There were 4,484,444 shares of common stock issued and outstanding at September 30, 2017. There were no shares of preferred stock issued and outstanding at September 30, 2017.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 through January 16, 2018 (the date which the financial statements were issued), and has determined that it has the following material subsequent events to disclose in these financial statements.

On December 4, 2017, the Company issued 2,141,667 shares of common stock under its registration statement that went effective on March 10, 2017.

On December 4, 2017, the Company issued 242,407 shares of common stock to Keith McCulloch to maintain his 10% holding per his license agreement as a result of the issuance of 2,141,667 shares of common stock under its registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2017, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended September 30, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The fact that we have only one employee who has bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of September 30, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of September 30, 2017 are as follows:

Name	Age	Position(s) and Office(s) Held
Keith McCulloch	70	Chairman of the Board of Director
Benjamin Ridding	35	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Keith McCulloch – Chairman of the Board of Directors

Keith McCulloch has been Chairman of the Board of Directors of our Company since incorporation on September 17, 2015.

Mr. McCulloch has been a Director and owner of J J Holand Limited since 1997. J J Holand Limited provided consulting services to the tobacco industry between 1997 and 2005. J J Holand Limited has been registering cosmetic Trade Marks and developing, manufacturing, retailing cosmetic and beauty products from 2002 until present. Mr. McCulloch held the position of Senior Vice President of Mattel, Inc. (1995-1996) and numerous senior positions at R J Reynolds Tobacco International between 1975 and 1995 in Europe, Asia, Japan, USA, Middle East and Africa. Mr. McCulloch holds a BA Hons in Geography from Durham University, England. He is a retired fellow of the Institute of Chartered Accountants in England and Wales.

Aside from that provided above, Mr. McCulloch does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Mr. McCulloch’s experience and background in the retail industry provide her the qualifications, attributes and skills necessary to serve on the Board.

Benjamin Ridding - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director

Benjamin Ridding has been President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of our Company since incorporation on September 17, 2015.

Mr. Ridding, has extensive experience in the leadership, direction and management of a diverse range of successful international business ventures. From January 2014 to April 2015, he was President & CEO of Quorum Corp. Quorum Corp. was established to create and operate a micro jobs website, Quintup.com TM, that would serve as an online marketplace for the purchase and sale of personal services amongst individuals and businesses operating in Eastern Africa, Kenya, Tanzania, and Uganda. Since January 2012, Mr. Ridding has been the Managing Director at Headland Adventures, a leisure services company that offers a diverse range of activities for tourists around the world. From March 2008 until March 2012, Mr. Ridding has also been the Managing Director of SiT. SiT was an adventure travel business, which under the direction of Mr. Ridding handled a client list encompassing diverse corporate clients such as Barclays, Sun Capital Partners, Coca Cola, Walt Disney and BP. The operations covered the US, Europe, Asia and Australasia during the time Mr. Ridding was with SiT. Recently, Mr. Ridding has begun to focus on beauty and cosmetic products.

Mr. McCulloch is related to Mr. Ridding by virtue of being Mr. Ridding’s uncle.

Mr. Ridding presently dedicates approximately 40 hours per week on our business while Mr. McCulloch also dedicates approximately 15 hours per week on our business. Mr. McCulloch also spends his time working with J J Holand and Bel-Air Cosmetics.

Aside from that provided above, Mr. Ridding does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Mr. Ridding’s management experience provide him the qualifications, attributes and skills necessary to serve on the Board.

Directors

Our bylaws authorize no less than one (1) director or more than thirteen (13) directors. We currently have two directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Directors’ and Officers’ Liability Insurance

The Company currently does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

The Company does not have any committees.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We presently do not have employment agreements with any of our named executive officers and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers. Our Chief Executive Officer holds substantial ownership in our company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith McCulloch, Chairman and director	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
Benjamin Ridding, CEO, CFO, Secretary, Treasurer and director	2017	60,000	0	0	0	0	0	0	60,000
	2016	60,000	0	0	0	0	0	0	60,000

Narrative Disclosure to the Summary Compensation Table

Our CEO, Benjamin Ridding charges a consulting fee to the company of $5,000 per month. We anticipate providing more significant compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Keith McCulloch	0	0	0	0	0	0	0	0	0
Benjamin Ridding	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,484,444 shares of common stock issued and outstanding on September 30, 2017.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Keith McCulloch 169/20 Royal Gems Golf Resort, Salaya – Banglpasi, Putthamonton, Nakon Rathom 73170, Thailand	444,444	10%
Common	Benjamin Ridding 51 Pinfold Street, Suite 354, Birmingham, B2 4AY	4,000,000	90%
Common	Total all executive officers and directors	___________	100%
Common	Other 5% Shareholders
	None

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below or in the section titled “Executive Compensation,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

As of September 30, 2017, the balance of the amounts due to our founder, President, CEO, CFO, Treasurer and Secretary, Benjamin Ridding was $161,255. The amounts loaned to the Company by Mr. Ridding were unsecured, non-interest bearing, and had no specific terms of repayment.

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

The term of the License Agreement is five years, with automatic renewal for additional periods of five years, unless one party provides 6 months prior written notice to the other party of termination. The License Agreement may also be terminated due to the material breach by the other party, and may be terminated by Bel-Air, Colorcos and JJH in the event the Company does not purchase a minimum amount of products during the term as follows: US $50,000 during the first 12 months; US $150,000 during the second 12 months; and $250,000 during the third 12 months. The License Agreement also contains certain representations, warranties, indemnity obligations and rights of termination.

JJH is owned by Keith McCulloch, who is also an officer, director (Chairman) and shareholder of the Company. The Company issued 444,444 shares of Company common stock to Mr. McCulloch under the terms of the License Agreement. The License Agreement also provides that Mr. McCulloch has a right to receive 1.11111 shares of common stock for each 10 shares of common stock sold at no additional cost to him to maintain his 10% ownership interest in the Company. JJH owns 100% of Bel-Air Cosmetics.

On November 20, 2015, the Company issued Keith McCulloch, or Chairman of the Board of Directors, 444,444 shares of common stock as consideration under the terms of the License Agreement. On Decemeber 4, 2017, the Company issued Keith McCulloch an additional 242,407 shares of common stock in connection with his anti-dilution right to maintain a 10% equity ownership interest in the Company.

On September 17, 2015, the Company issued Benjamin Ridding, our founder, President, CEO, CFO, Treasurer and Secretary 4,000,000 common shares, at a price of $0.005 per share.

DIRECTOR INDEPENDENCE

As of September 30, 2017 and the date of this annual report, the board of directors is composed of two members, neither of which qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Anton & Chia, LLP for the fiscal years ended September 30, 2017 and 2016, for the categories of services indicated.

	Years Ended September 30,
Category	2017	2016
Audit Fees	$24,150	$10,850
Tax Fees
All Other Fees	1,200	1,200
Total	$25,375	$12,050

  Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	By-laws (1)

10.1	Subscription Agreement dated September 17, 2015 between the Company and Benjamin Ridding (1)

10.2	Agreement dated November 20, 2015 among the Company, Colorcos Company Limited, Bel-Air Cosmetics Corp., and J J Holand Limited (1)

10.3	Letter Agreement with J J Holand Limited dated November 20, 2015 regarding 50% ownership of trademarks (1)

10.4	Form of Subscription Agreement (1)

10.5	Agreement dated August 3, 2015 with Heybridge Creative (2)

10.6	General Service Agreement dated May 4, 2015 with Sarah Moody (2)

10.7	Trademark Registration issued by The European Union, Office For Harmonization in the Internal Market, Trademarks and Designs (English Translation is contained in paragraphs EN-3. EN-35 and EN-44 on page 4/10) (3)

10.8	Trademark Registration issued by The New Zealand Intellectual Property Office (3)

10.9	Trademark Registration issued by the Australian Government, IP Australia (3)

10.10	Trademark Registration issued by United States of America, United States Patent and Trademark Office (3)

10.11	Trademark Registration issued by Mexico, Mexican Institute of Industrial Property (4)

10.11.1	English Translation of Trademark Registration issued by Mexico, Mexican Institute of Industrial Property (4)

10.12	Colorcos Invoice dated June 8, 2016(3)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Form S-1 filed with the SEC on May 2, 2016.

(2) Incorporated by reference to the Registrant’s Form S-1/A filed with the SEC on July 29, 2016.

(3) Incorporated by reference to the Registrant’s Form S-1/A filed with the SEC on October 11, 2016.

(4) Incorporated by reference to the Registrant’s Form S-1/A filed with the SEC on November 4, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL COSMETICS, INC.

Date: January 16, 2018	By:	/s/ Benjamin Ridding
	Name:	Benjamin Ridding
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin Ridding	Chief Executive Officer, Chief Financial Officer and a Director	January 16, 2018

Benjamin Ridding	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Keith McCulloch	Director	January 16, 2018
Keith McCulloch