Form 10-Q
period 2017-12-31
Global Cosmetics Inc.
filed 2018-02-20
CIK 1670961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

+44 207 667-8883
(Registrant’s telephone number)
_____________________________________________________________
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

The number of shares outstanding of common stock as of February 20, 2018 was 6,868,518.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Cosmetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current Assets
Cash	47,084	54
Inventories, net	—	—
Total Current Assets	47,084	54

TOTAL ASSETS	$47,084	54

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	54,680	59,594
Advances from related party	168,559	161,255
Total Current Liabilities	223,239	220,849

Stockholders’ Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized; 6,868,518 and 4,484,444 shares issued and outstanding as of December 31, 2017 and September 30, 2017 respectively	6,869	4,484
Additional paid-in capital	79,026	17,160
Accumulated deficit	(260,143)	(241,049)
Other comprehensive income	(1,907)	(1,389)
Total Stockholders’ Deficit	(176,155)	(220,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,084	54

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Cosmetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2017	2016

Revenues	$—	$—

Cost of Revenue	—	—

Gross Profit	—	—

Operating Expenses
General and administrative expenses	15,578	23,208
Professional Fees	3,515	17,905
Total Operating Expenses	19,094	41,113

Loss before Provision for Income Taxes	(19,094)	(41,113)

Provision for Income Taxes	—	—

Net Loss	$(19,094)	$(41,113)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustment	(1,907)	5,225
Total Comprehensive Loss	(21,000)	(35,888)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	5,169,923	4,444,444

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Cosmetics, Inc.

Condensed consolidated Statement of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,094)	$(112,788)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(4,914)	15,584
Inventories	—	(6,255)
Net cash used in operating activities	$(24,008)	$(103,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	7,304	74,558
Proceeds from sale of common stock	64,250	20,000
Net cash provided by financing activities	$71,554	$94,558

Effect of exchange rate changes on cash	(516)	8,907

Changes in cash during the period	47,030	6

Cash at beginning of period	54	—

Cash at end of period	$47,084	$6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Cosmetics, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Inventory

Inventories are stated at lower of cost or market value. Cost is determined on a weighted average method. We have a commitment to purchase $437,552 of inventory over the next 3 years under the terms of our licensing agreement.

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in other comprehensive loss and totaled $1,907 as at December 31, 2017.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

The Company neither owns nor leases any real or personal property.

NOTE 4 - GOING CONCERN

As set forth on the Company’s balance sheet, its current assets total $47,084. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company’s books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year from equity funding via proceeds raised from the offering of our shares of common stock pursuant to the Form S-1 Registration Statement which became effective on March 10, 2017 (the “offering”). However, there can be no assurances that management’s plans to complete the offering will be successful, and there is no agreement, commitment or understanding by Mr. Ridding, who is the Company CEO and sole director, or any other person to provide any funding or additional loans to the Company. However, we have an understanding with Mr. Ridding that he will provide, assuming his personal circumstance allow him) additional loans up to $50,000 to allow us to operate for the coming year, among other finance activities, by obtaining additional loans from Mr. Ridding.

NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2017, the balance of the amounts due to the director was $168,559. The amounts loaned from the director were unsecured, non-interest bearing, and had no specific terms of repayment. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

On September 4, 2017, the Company issued 40,000 shares of common stock for cash proceeds of $1,200 under its registration statement that went effective on March 10, 2017.

On December 4, 2017, the Company issued 2,141,667 shares of common stock for cash proceeds of $64,250 under its registration statement that went effective on March 10, 2017.

On December 4, 2017, the Company issued 242,407 shares of common stock to Keith McCulloch to maintain his 10% holding per his license agreement as a result of the issuance of 2,141,667 shares of common stock under its registration statement.

There were 6,868,518 shares of common stock issued and outstanding at December 31, 2017. There were no shares of preferred stock issued and outstanding at December 31, 2017.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended December 31, 2017

We generated no revenue for the three ended December 31, 2017. We do not anticipate earning revenues until we are able to commence selling our products.

Our operating expenses and net loss during the three months ended December 31, 2017 were $19,094, as compared with $41,113 for the same period ended 2016. The operating expenses for the three months ended December 31, 2017 consisted of professional fees $3,515 and general and administrative expenses $15,578. The operating expenses for the three months ended December 31, 2016 consisted of professional fees $23,208 and general and administrative expenses $17,905.

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $47,084; we had total current liabilities of $223,239; and we had a stockholders’ deficit of $176,155. Operating activities used $24,008 in cash for the three months ended December 31, 2017.

Our net loss of $19,094 for the three months ended December 31, 2017 primarily accounted for our negative operating cash flow.

As of December 31, 2017, and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $150,000 over the next twelve months to cover the costs of overhead and operations and purchase of inventory. We intend to raise the required capital pursuant to equity financings in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (who is the same individual). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, and subject to our ability to obtain additional funding, we plan to implement the following changes during our fiscal year ending September 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

3

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Cosmetics, Inc.

Date:	February 20, 2018

	By:	/s/ Benjamin Ridding
Benjamin Ridding Title: Chief Executive Officer and a Director

5