Form 10-K/A
period 2017-09-30
Global Cosmetics Inc.
filed 2018-04-06
CIK 1670961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

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

As of January 16, 2018, the registrant had 6,868,518 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 6, 2018.

EXPLANATORY NOTE

The incorrect version of the Form 10-K was originally filed. The Company identified this and is filing the correct version.

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

We have earned no revenues since our inception, which makes it difficult to evaluate whether we will operate profitably. Total operating expenses were $110,333 and $112,788 for the years ended September 30, 2017 and September 30, 2016, respectively. We have incurred a net loss of $110,333 and $112,788 for the years ended September 30, 2017 and September 30, 2016, respectively. We have not attained sustained profitable operations since inception and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of September 30, 2017, we had cash of $54. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report dated January 16, 2018 as of and for the year ended September 30, 2017 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company

Because we are a development stage company, we have no revenues to sustain our operations.

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

Cost of Goods Sold

We had cost of sales of $6,249 during the year ended September 30, 2017 relating to obsolete invenotry.

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

Net Loss

Net loss for the year ended September 30, 2017 was $116,582.

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

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $54, consisting of inventories. We had current liabilities of $220,848 as of September 30, 2017. Accordingly, we had a working capital deficit of $220,794 as of September 30, 2017.

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in other comprehensive income/(loss) and totaled $1,389 as at September 30, 2017.

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

/s/ Anton & Chia, LLP

Newport Beach, California

January 16, 2018

Global Cosmetics, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
ASSETS	2017	2016
Current Assets
Cash	54	6
Inventories, net	—	6,249
Total Current Assets	54	6,255

TOTAL ASSETS	$54	6,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	59,594	15,584
Advances from related party	161,255	86,097
Total Current Liabilities	220,848	101,681

Stockholders’ Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized; 4,484,444 and 4,444,444 shares issued and outstanding as of September 30, 2017 and 2016, respectively	4,484	4,444
Additional paid-in capital	17,160	16,000
Accumulated deficit	(241,049)	(124,468)
Other comprehensive income	(1,389)	8,598
Stock Subscription Receivable	—	—
Total Stockholders’ Deficit	(220,795)	(95,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54	6,255

See accompanying notes to these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statements of Comprehensive Loss

	Year	Year
	Ended	Ended
	Sep-30	Sep-30
	2017	2016

Revenues	$—	$—

Cost of Revenue	6,249	—

Gross Profit	6,249	—

Operating Expenses
General and administrative expenses	74,190	83,677
Professional Fees	36,143	29,111
Total Operating Expenses	110,333	112,788

Loss before Provision for Income Taxes	(116,582)	(112,788)

Provision for Income Taxes	—	—

Net Loss	$(116,582)	$(112,788)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustment	(1,389)	8,457
Total Comprehensive Loss	(117,971)	(104,331)

Net Loss per Share: Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	4,447,404	4,383,733

See accompanying notes to these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statement of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,582)	(112,788)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	44,010	15,584
Inventories	6,249	(6,255)
Allowance for Obsolete Inventory	(6,456)	—
Net cash used in operating activities	(66,322)	(103,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayment to) related party	75,158	74,558
Proceeds from sale of common stock	1,200	20,000
Net cash provided by financing activities	76,358	94,558

Effect of exchange rate changes on cash	(9,988)	8,907

Changes in cash during the period	48	6

Cash at beginning of period	6	—

Cash at end of period	$54	6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$—	—
Cash paid for interest	$—	—

See accompanying notes to these consolidated financial statements.

Global Cosmetics, Inc.

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Accumulated Other
	Shares	Amount	Capital	Received	Deficit	Comprehensive Income	Total
Balance, September 17, 2015	—	$—	$—	$—	$—		$—

Common stock issued for cash	4,000,000	$4,000	$16,000	$(20,000)	$—	$—	$—
				—
Net loss	—	—	—	—	(11,680)		(11,680)
Other comprehensive income/(loss)	—	—	—	—	—	141	141
Balance, September 30, 2015	4,000,000	4,000	16,000	(20,000)	(11,680)	141	(11,539)

Common stock issued for Licenses	444,444	$444	$—	$—		$—	$444
				—
Common stock issued for cash				20,000

Net loss	—	—	—	—	(112,788)		(112,788)
Other comprehensive income/(loss)	—	—	—	—		8,457	8,457
Balance, September 30, 2016	4,444,444	4,444	16,000	—	(124,468)	8,598	(95,426)

Net loss	—	—	—	—	(116,582)		(116,582)
Common stock issued for cash	40,000	40	1,160	—			1,200
Other comprehensive income/(loss)	—	—	—	—		(9,987)	(9,987)
Balance, September 30, 2017	4,484,444	4,484	17,160	—	(241,050)	(1,389)	(220,795)

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

GLOBAL COSMETICS, INC.

Date: April 6, 2018	By:	/s/ Benjamin Ridding
	Name:	Benjamin Ridding
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin Ridding	Chief Executive Officer, Chief Financial Officer and a Director	April 6, 2018

Benjamin Ridding	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Keith McCulloch	Director	April 6, 2018
Keith McCulloch